Form 10-K/A
period 2006-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-6
filed 2007-10-09
CIK 1266830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2006

           or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                        Commission File Number:   001-31840

                             Lehman ABS Corporation,
                             -----------------------

                                  on behalf of:

            Corporate Backed Trust Certificates, Series 2001-6 Trust
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3447441
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                 No.)


      745 Seventh Avenue, New York, New York                   10019
---------------------------------------------   -------------------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                    Name of Registered Exchange
--------------                                    -----------------------------
Corporate Backed Trust Certificates,           New York Stock Exchange ("NYSE")
Series 2001-6

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

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



                                Explanatory Note
                                ----------------

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC's website at http://www.sec.gov/divisions/corpfin/8124cert.htm. No other items are being amended hereby.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.



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

                     31.2 - Not Applicable.

                     The trust covered by this annual report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the trustee's compliance with its obligations.


         (b)    Not Applicable.

         (c)    Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Lehman ABS Corporation, as Depositor for the
                                 Trust (the "Registrant")



Date: October 9, 2007            By:  /s/ CHARLES M. WEAVER
                                   --------------------------------------------
                                      Name: Charles M. Weaver
                                      Title: Senior Vice President

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------
   Reference
   Number per             Description of Exhibits
  Item 601 of                                                    Exhibit Number
 Regulation SK                                                in this Form 10-K
-------------------------------------------------------------------------------
                 Certification by Senior Vice President               31.1
                 of the Registrant pursuant to 15 U.S.C.
    (31.1)       Section 7241, as adopted pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------